Form 10-Q
period 2025-12-31
Synera Studio Inc
filed 2026-01-22
CIK 2076167

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-289053

SYNERA STUDIO INC
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7330

(Primary Standard Industrial Classification Code Number)

38-4353389

(IRS Employer Identification No.)

Kameniсka Street, 7 Topola, Serbia 34310

Tel: (307) 655-6009

(Address and telephone number of registrant's principal executive)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 22, 2026
Common Stock, $0.001	4,100,000

PART I. FINANCIAL INFORMATION

SYNERA STUDIO INC BALANCE SHEET
	As of December 31, 2025 (Unaudited)	As of June 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,240	$4,000
TOTAL CURRENT ASSETS	$12,240	$4,000

NON-CURRENT ASSETS
Website	$2,800	-
Laptop	$1,166	-
TOTAL NON-CURRENT ASSETS	$3,966	-

TOTAL ASSETS	$16,205	$4,000

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Deferred Revenue	$5,000	-
Loan from related party	$5,213	$499
TOTAL CURRENT LIABILITIES	$10,213	$499

TOTAL LIABILITIES	$10,213	$499

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	$4,000	$4,000
Retained Earnings (Accumulated Deficit)	$1,992	$(499)
TOTAL STOCKHOLDERS' EQUITY	$5,992	$3,501

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,205	$4,000

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF OPERATIONS Unaudited
	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
INCOME
Revenue
Revenue from design and animation services	$8,000	-	$13,000	-
Total Revenue	$8,000	-	$13,000	-

Other Income
Exchange Gain (Loss)	$49	-	$26	-
Total Other Income	$49	-	$26	-

TOTAL INCOME	$8,049	-	$13,026	-

EXPENSES
Operating Expenses
Bank charges	$12	-	$55	-
Legal and professional fees	$2,903	-	$10,247	-
Amortization expense - Website	$150	-	$200	-
Depreciation expense - Laptop	$33	-	$33	-
Total Operating Expenses	$3,098	-	$10,535	-

TOTAL EXPENSES	$3,098	-	$10,535	-

Income (Loss) before provision for income taxes	$4,951	-	$2,491	-
Provision for income taxes	-	-	-	-
Net Income (Loss)	$4,951	-	$2,491	-

Income (Loss) per common share, basic and diluted	$0.00	-	$0.00	-

Weighted average number of common shares outstanding, basic and diluted	4,000,000	-	4,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 4, 2025) to DECEMBER 31, 2025 Unaudited
	Common stock		Additional Paid-In-	Accumulated earnings
	Shares	Amount	Capital	(deficit)	Total
Balance at April 4, 2025 (Inception)	-	-	-	-	-
Shares issued	4,000,000	$4,000	-	-	$4,000
Net income (loss)	-	-	-	$(499)	$(499)
Balances as of June 30, 2025	4,000,000	$4,000	-	$(499)	$3,501

Net income (loss)	-	-	-	$(2,460)	$(2,460)
Balances as of September 30, 2025	4,000,000	$4,000	-	$(2,959)	$1,041
Net income (loss)	-	-	-	$4,951	$4,951
Balances as of December 31, 2025	4,000,000	$4,000	-	$1,992	$5,992

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF CASH FLOWS Unaudited
	Six months ended December 31, 2025	Six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,491	-
Amortization expenses	$200	-
Depreciation expenses	$33	-
Increase (decrease) in operating assets and liabilities:
Deferred Revenue	$5,000	-

Net cash provided by operating activities	$7,724	-

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for website development	$(3,000)	-
Payment for Laptop	$(1,199)	-
Net cash used in investing activities	$(4,199)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$4,714	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	$4,714	-

Net cash increase (decrease) for period	$8,240	-
Cash at beginning of period	$4,000	-
Cash at end of period	$12,240	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2025

NOTE 1 - ORGANIZATION AND BUSINESS

Synera Studio Inc (the “Company”) was incorporated under the laws of the State of Wyoming on April 4, 2025. The Company’s fiscal year ends on June 30. The Company is a startup company engaged in the design and animation services industry.

Because the Company was incorporated on April 4, 2025, there were no operations or cash flows during the corresponding prior-year periods.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of December 31, 2025, the Company had accumulated earnings of $1,992 and positive cash flows from operations for the six months ended December 31, 2025. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

New Accounting Pronouncements

Management of Synera Studio Inc continues to monitor and evaluate recently issued accounting pronouncements that are not yet effective. Management will adopt these standards as required and does not expect that recently issued standards will have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents consisted primarily of deposits held with financial institutions.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Transactions denominated in foreign currencies are recorded at the exchange rates in effect at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured at period end using prevailing exchange rates, and resulting gains and losses are recognized in the statement of operations as foreign exchange gain (loss).

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of December 31, 2025, the website’s net book value was $2,800, reflecting accumulated amortization of $200. The website is amortized on a straight-line basis over an estimated useful life of five years.

Amortization of Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes the website’s cost over five years, with amortization calculated and recorded each month. This results in a monthly amortization expense of $50, recognized in the Statement of Operations. The Company periodically reassesses the estimated useful lives and amortization methods to ensure they remain appropriate and accurately reflect the assets’ expected consumption of economic benefits.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company’s laptop is classified as property and equipment and is carried at its historical cost of $1,199, less accumulated depreciation and any impairment losses. The Company’s laptop is depreciated over an estimated useful life of three years. As of December 31, 2025, the laptop’s net book value was $1,166, reflecting accumulated depreciation of $33.

Depreciation of Property and Equipment

Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Depreciation expense related to the laptop is recognized in the Statement of Operations. This results in a monthly depreciation expense of $33, recognized in the Statement of Operations. The Company periodically reassesses the estimated useful lives and depreciation methods to ensure they remain appropriate and accurately reflect the assets’ expected consumption of economic benefits.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,” and all related interpretations applicable to the recognition of revenue from design and animation services.

Revenue is recognized when all of the following criteria are met: the performance obligations in the contract have been identified, the transaction price has been determined, the transaction price has been allocated to the performance obligations, and the revenue is recognized when, or as, those performance obligations are satisfied.

During the three months ended December 31, 2025, the Company recognized $8,000 from design and animation services. For the six months ended December 31, 2025, the Company recognized $13,000 from design and animation services.

As of June 30, 2025, the Company had no deferred revenue.

During the six months ended December 31, 2025, the Company received advance payments from customers related to services that had not yet been performed. As of December 31, 2025, deferred revenue totaled $5,000.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of December 31, 2025.

Earnings per Share

The Company follows ASC 260, “Earnings Per Share,” which governs the calculation, presentation, and disclosure of earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. As the Company has no potentially dilutive securities, diluted earnings per share is the same as basic earnings per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2025, the Company’s sole officer and director advanced funds totaling $5,213 to pay for incorporation costs and professional fees on behalf of Synera Studio Inc. These advances are recorded as “Loan from related party” on the balance sheet. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued.

Between January 1, 2026 and January 21, 2026, the Company issued an aggregate 100,000 shares of common stock for total cash proceeds of $2,000. These issuances were routine financing activities completed at consistent terms and do not affect the financial position as of December 31, 2025.

Except for these issuances, the Company identified no subsequent events requiring adjustment to or additional disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Synera Studio Inc was incorporated in Wyoming on April 4, 2025. We are a startup company engaged in the design and animation services industry. Our goal is to support both early-stage businesses and larger organizations by producing visual content such as explainer videos, promotional materials, training content, and business presentations.

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three months and six months ended December 31, 2025. The Company was incorporated on April 4, 2025; therefore, there were no operations during the corresponding prior-year periods.

As of December 31, 2025, our total assets were $16,205 compared to $4,000 in total assets at June 30, 2025. As of December 31, 2025, our total liabilities were $10,213 compared to $499 in total liabilities at June 30, 2025.

Stockholders’ equity was $5,992 as of December 31, 2025 compared to stockholders’ equity of $3,501 as of June 30, 2025.

Three Month Period Ended December 31, 2025

Income

During the three-month period ended December 31, 2025, the Company had total $8,049 income, comprised of revenue from design and animation services and exchange gain.

Operating Expenses

During the three-month period ended December 31, 2025, we incurred total operating expenses of $3,098, comprised of general and administrative expenses, amortization and depreciation expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended December 31, 2025 was $4,951.

Six Month Period Ended December 31, 2025

Income

During the six-month period ended December 31, 2025, the Company had total $ 13,026 income, comprised of revenue from design and animation services and exchange gain.

Operating Expenses

During the six-month period ended December 31, 2025, we incurred total operating expenses of $10,535, comprised of general and administrative expenses, amortization and depreciation expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the six-month period ended December 31, 2025 was $2,491.

Cash Flows from Operating Activities

For the six-month period ended December 31, 2025, net cash provided by operating activities was $7,724, primarily attributable to net income of $2,491, non-cash amortization of $200 and depreciation of $33, and an increase in deferred revenue of $5,000.

Cash Flows from Investing Activities

For the six-month period ended December 31, 2025, net cash used in investing activities was $4,199, primarily due to payments for website development of $3,000 and the purchase of a laptop of $1,199.

Cash Flows from Financing Activities

For the six-month period ended December 31, 2025, net cash provided by financing activities was $4,714, consisting of advances from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis.

As of December 31, 2025, the Company had accumulated earnings of $1,992 and positive cash flows from operating activities for the six months ended December 31, 2025. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Zoran Bubanja
Zoran Bubanja	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 22, 2026

