Form 10-Q
period 2026-03-31
Synera Studio Inc
filed 2026-04-16
CIK 2076167

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 16, 2026
Common Stock, $0.001	6,043,994

PART I. FINANCIAL INFORMATION

SYNERA STUDIO INC BALANCE SHEET

	As of March 31, 2026 (Unaudited)	As of June 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$67,685	$4,000
TOTAL CURRENT ASSETS	$67,685	$4,000

NON-CURRENT ASSETS
Website	$2,650	-
Laptop	$1,066	-
TOTAL NON-CURRENT ASSETS	$3,716	-

TOTAL ASSETS	$71,401	$4,000

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Deferred Revenue	-	-
Loan from related party	$5,425	$499
TOTAL CURRENT LIABILITIES	$5,425	$499

TOTAL LIABILITIES	$5,425	$499

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized; 6,043,994 shares issued and outstanding	$6,044	$4,000
Additional paid-in-capital	$38,836	-
Retained Earnings (Accumulated Deficit)	$21,096	$(499)
TOTAL STOCKHOLDERS' EQUITY	$65,976	$3,501

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$71,401	$4,000

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF OPERATIONS Unaudited

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
INCOME
Revenue	$38,000	-	$51,000	-
Cost of Services	$15,000	-	$15,000	-
Gross Profit	$23,000	-	$36,000	-

Other Income
Exchange Gain (Loss)	$(91)	-	$(66)	-
Total Other Income	$(91)	-	$(66)	-

TOTAL INCOME	$22,909	-	$35,934	-

EXPENSES
Operating Expenses
Bank charges	$68	-	$123	-
Software Subscriptions	$150	-	$150	-
Legal and professional fees	$3,337	-	$13,584	-
Amortization expense - Website	$150	-	$350	-
Depreciation expense - Laptop	$100	-	$133	-
Total Operating Expenses	$3,804	-	$14,339	-

TOTAL EXPENSES	$3,804	-	$14,339	-

Income (Loss) before provision for income taxes	$19,104	-	$21,595	-
Provision for income taxes	-	-	-	-
Net Income (Loss)	$19,104	-	$21,595	-

Income (Loss) per common share, basic and diluted	$0.00	-	$0.01	-

Weighted average number of common shares outstanding, basic and diluted	4,835,054	-	4,274,288	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 4, 2025) to MARCH 31, 2026

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	earnings (deficit)	Total
Balance at April 4, 2025 (Inception)	-	-	-	-	-
Shares issued	4,000,000	$4,000	-	-	$4,000
Net income (loss)	-	-	-	$(499)	$(499)
Balances as of June 30, 2025	4,000,000	$4,000	-	$(499)	$3,501

Net income (loss)	-	-	-	$(2,460)	$(2,460)
Balances as of September 30, 2025	4,000,000	$4,000	-	$(2,959)	$1,041

Net income (loss)	-	-	-	$4,951	$4,951
Balances as of December 31, 2025	4,000,000	$4,000	-	$1,992	$5,992

Shares issued	2,043,994	$2,044	$38,836	-	$40,880
Net income (loss)	-	-	-	$19,104	$19,104
Balances as of March 31, 2026	6,043,994	$6,044	$38,836	$21,096	$65,976

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC STATEMENT OF CASH FLOWS Unaudited
	Nine months ended March 31, 2026	Nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,595	-
Amortization expenses	$350	-
Depreciation expenses	$133	-
Increase (decrease) in operating assets and liabilities:
Deferred Revenue	-	-

Net cash provided by operating activities	$22,078	-

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for website development	$(3,000)	-
Payment for Laptop	$(1,199)	-
Net cash used in investing activities	$(4,199)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$4,926	-
Proceeds from issuance of common stock	$2,044	-
Additional Paid-In-Capital	$38,836	-
Net cash provided by financing activities	$45,806	-

Net cash increase (decrease) for period	$63,685	-
Cash at beginning of period	$4,000	-
Cash at end of period	$67,685	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of March 31, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of March 31, 2026, the Company had accumulated earnings of $21,096 and positive cash flows from operating activities of $22,078 for the nine months ended March 31, 2026. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents consisted of cash held in the Company’s Mercury bank account.

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

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of March 31, 2026, the website’s net book value was $2,650, reflecting accumulated amortization of $350. The website is amortized on a straight-line basis over an estimated useful life of five years.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company’s laptop is classified as property and equipment and is carried at its historical cost of $1,199, less accumulated depreciation and any impairment losses. The Company’s laptop is depreciated over an estimated useful life of three years. As of March 31, 2026, the laptop’s net book value was $1,066, reflecting accumulated depreciation of $133.

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

During the three months ended March 31, 2026, the Company recognized $38,000 from design and animation services. For the nine months ended March 31, 2026, the Company recognized $51,000 from design and animation services.

As of March 31, 2026, the Company had no deferred revenue.

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

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of March 31, 2026.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2026, the Company’s sole officer and director advanced funds totaling $5,425 to pay for incorporation costs and professional fees on behalf of Synera Studio Inc. These advances are recorded as “Loan from related party” on the balance sheet. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 16, 2026, the date the financial statements were issued, and determined that there were no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three months and nine months ended March 31, 2026. The Company was incorporated on April 4, 2025; therefore, there were no operations during the corresponding prior-year periods.

As of March 31, 2026, our total assets were $71,401 compared to $4,000 in total assets at June 30, 2025. As of March 31, 2026, our total liabilities were $5,425 compared to $499 in total liabilities at June 30, 2025.

Stockholders’ equity was $65,976 as of March 31, 2026 compared to stockholders’ equity of $3,501 as of June 30, 2025.

The increase in stockholders’ equity was primarily attributable to net income earned during the period and proceeds received from the issuance of common stock and additional paid-in capital.

Three Month Period Ended March 31, 2026

Income

During the three-month period ended March 31, 2026, the Company generated revenue of $38,000 and incurred cost of services of $15,000, resulting in gross profit of $23,000. The Company also recognized an exchange loss of $91, resulting in total income of $22,909.

Operating Expenses

During the three-month period ended March 31, 2026, we incurred total operating expenses of $3,804, consisting primarily of legal and professional fees of $3,337, bank charges of $68, software subscriptions of $150, amortization expense related to the website of $150, and depreciation expense related to the laptop of $100.

Our net income for the three-month period ended March 31, 2026 was $19,104.

Nine Month Period Ended March 31, 2026

Income

During the nine-month period ended March 31, 2026, the Company generated revenue of $51,000 and incurred cost of services of $15,000, resulting in gross profit of $36,000. The Company also recognized an exchange loss of $66, resulting in total income of $35,934.

Operating Expenses

During the nine-month period ended March 31, 2026, we incurred total operating expenses of $14,339, consisting primarily of legal and professional fees of $13,584, bank charges of $123, software subscriptions of $150, amortization expense related to the website of $350, and depreciation expense related to the laptop of $133.

Our net income for the nine-month period ended March 31, 2026 was $21,595.

Cash Flows from Operating Activities

For the nine-month period ended March 31, 2026, net cash provided by operating activities was $22,078, primarily attributable to net income of $21,595, non-cash amortization of $350, and depreciation of $133.

Cash Flows from Investing Activities

For the nine-month period ended March 31, 2026, net cash used in investing activities was $4,199, primarily due to payments for website development of $3,000 and the purchase of a laptop of $1,199.

Cash Flows from Financing Activities

For the nine-month period ended March 31, 2026, net cash provided by financing activities was $45,806, consisting of $4,926 in advances from a related party, $2,044 in proceeds from issuance of common stock, and $38,836 in additional paid-in capital.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, anticipated cash flow from operations, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, related party advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through cash flow from operations, advances from a related party, and issuances of equity securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with anticipated cash flow from operations, further issuances of securities, and related party advances, if needed. Thereafter, we may need to raise additional capital and continue generating revenues to meet long-term operating requirements. Additional issuances of equity securities may result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

As of March 31, 2026, the Company had accumulated earnings of $21,096 and positive cash flows from operating activities of $22,078 for the nine months ended March 31, 2026. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended March 31, 2026.

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

Signature	Title	Date

/s/ Zoran Bubanja
Zoran Bubanja	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 16, 2026

