Form 10-K
period 2026-06-30
Synera Studio Inc
filed 2026-08-03
CIK 2076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-289053

SYNERA STUDIO INC
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7330

(Primary Standard Industrial Classification Code Number)

38-4353389

(IRS Employer Identification No.)

Kamenicka Street 7, Topola, Serbia 34310

Tel: (307) 655-6009

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2026, the registrant had 7,238,994 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 3, 2026.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Synera Studio Inc, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Synera Studio Inc was incorporated in Wyoming on April 4, 2025. The Company’s fiscal year ends on June 30. We are a startup company engaged in design, animation, rendering, visualization, video production, and related creative production services.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management forms an integral part of the Company’s overall risk management framework. The Company’s cybersecurity program is designed to establish processes for identifying, assessing, and responding to cybersecurity threats and incidents, including those that may arise from reliance on third-party service providers. The Company utilizes a number of third-party vendors whose systems incorporate multiple layers of protection, including two-factor authentication, password and login controls, and email verification procedures.

Oversight of cybersecurity risk management rests with the Board of Directors as part of its general responsibility for enterprise risk oversight. Management is responsible for identifying and evaluating material cybersecurity risks on an ongoing basis and implementing controls and monitoring processes to mitigate potential exposures.

To date, the Company has not experienced any material cybersecurity incidents or breaches during fiscal year 2026.

While the Company believes its cybersecurity risk management program is appropriate for its size and operations, no system of controls can completely eliminate cybersecurity threats or guarantee that undetected incidents have not occurred.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 3, 2026, the 7,238,994 issued and outstanding shares of common stock were held by a total of 40 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of June 30, 2026, we had an accumulated deficit of $266 and, for the year then ended, we generated net income of $233. Our financial statements have been prepared on a going concern basis. Based on our existing cash and cash equivalents of $49,873, our current results of operations, and anticipated cash flows from operations, management has concluded that there is no substantial doubt about our ability to continue as a going concern for at least twelve months from the date these financial statements are available to be issued. We may seek to raise additional capital to fund the growth and expansion of our operations, including through the sale of equity or debt securities; however, we are not dependent on such additional financing to meet our obligations as they become due over the next twelve months.

Year ended June 30, 2026 compared to period from Inception (April 4, 2025) to June 30, 2025

Revenue

During the year ended June 30, 2026, the Company had $100,290 in revenue compared to $0 during the period from inception (April 4, 2025) to June 30, 2025.

Operating Expenses

During the year ended June 30, 2026, we incurred cost of services of $52,070 and operating expenses of $47,921, compared to $0 and $499, respectively, during the period from inception (April 4, 2025) to June 30, 2025. Operating expenses primarily consisted of legal and professional fees, marketing expenses, bank charges, software subscriptions, depreciation expense, and amortization expense.

Net Income (Loss)

The Company reported net income of $233 for the year ended June 30, 2026, compared to a net loss of $499 for the period from inception (April 4, 2025) to June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, our total assets were $83,339 compared to $4,000 in total assets at June 30, 2025. As of June 30, 2026, our current liabilities were $25,425 compared to $499 as of June 30, 2025.

Stockholders’ equity was $57,914 as of June 30, 2026 compared to $3,501 as of June 30, 2025.

Cash Flows from Operating Activities

For the year ended June 30, 2026, net cash used in operating activities was $9,034, primarily consisting of net income of $233, non-cash depreciation expense of $233, non-cash amortization expense of $500, an increase in accrued liabilities of $20,000, and an increase in the advance for software development of $30,000. For the period from inception (April 4, 2025) to June 30, 2025, net cash used in operating activities was $499, reflecting the net loss of $499 incurred during that period.

Cash Flows from Investing Activities

For the year ended June 30, 2026, net cash used in investing activities was $4,199, consisting of $1,199 paid for a laptop and $3,000 paid for website development, compared to $0 during the period from inception (April 4, 2025) to June 30, 2025.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the year ended June 30, 2026 were $59,106, consisting of $4,926 from a related-party loan, $51,471 recorded as additional paid-in capital, and $2,709 recorded as proceeds from the issuance of common stock. Cash flows provided by financing activities for the period from inception (April 4, 2025) to June 30, 2025 were $4,499, consisting of $499 from a related-party loan and $4,000 from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect our working capital requirements to continue to be funded through a combination of existing cash resources and additional issuances of securities. As our operations expand, we anticipate that our working capital needs will increase accordingly.

We believe that our existing working capital, together with potential advances, debt instruments, and anticipated cash inflows, will be sufficient to fund operations for at least the next twelve months. The Company currently has no lines of credit or other bank financing facilities. To date, our operations have been financed primarily through proceeds from private placements of equity and debt securities.

In line with our business plan, management expects further increases in operating expenses and capital expenditures related to (i) development activities typical of an early-stage company and (ii) marketing initiatives. We plan to finance these expenditures through additional issuances of equity and debt securities. Beyond that period, we will likely need to raise additional capital and generate increased revenues to meet our long-term operational needs.

Any additional issuances of equity or convertible debt securities could result in dilution to existing shareholders and may include rights, preferences, or privileges senior to those of our common stock. There is no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funding is not available, we may be unable to pursue new business opportunities or expand our operations, which could materially and adversely affect our business.

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company had a potential remaining payment obligation of $40,380 under a software development agreement, payable upon completion and acceptance of the related services and subject to the terms of the agreement. Other than this contingent contractual obligation, the Company does not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALOBA, AWOMOLO & PARTNERS (Chartered Accountants) Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synera Studio Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Synera Studio Inc. (the "Company") as of June 30, 2026 and 2025, the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2026 and for the period from April 4, 2025 (inception) through June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the year ended June 30, 2026 and for the period from April 4, 2025 (inception) through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

July 31, 2026

SYNERA STUDIO INC
BALANCE SHEET
(Audited)
	As of June 30, 2026	As of June 30, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$49,873	$4,000
Advance for software development	$30,000	$-
TOTAL CURRENT ASSETS	$79,873	$4,000

NON-CURRENT ASSETS
Laptop	$966	$-
Website	$2,500	$-
TOTAL NON-CURRENT ASSETS	$3,466	$-

TOTAL ASSETS	$83,339	$4,000

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities	$20,000	$-
Loan from related party	$5,425	$499
TOTAL CURRENT LIABILITIES	$25,425	$499

TOTAL LIABILITIES	$25,425	$499

STOCKHOLDERS' EQUITY
Additional Paid-In Capital	$51,471	$-
Common Stock, $0.001 par value, 75,000,000 shares authorized; 6,708,994 shares issued and outstanding	$6,709	$4,000
Retained Earnings (Accumulated Deficit)	$(266)	$(499)
TOTAL STOCKHOLDERS' EQUITY	$57,914	$3,501

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$83,339	$4,000

The accompanying notes are an integral part of these audited financial statements.

SYNERA STUDIO INC
STATEMENT OF OPERATIONS
(Audited)
	Year ended June 30, 2026	From inception (April 4, 2025) to June 30, 2025
INCOME
Revenue	$100,290	$-
Cost of Services	$52,070	$-
Gross Profit	$48,220	$-

Other Income
Exchange Gain (Loss)	$(66)	$-
Total Other Income	$(66)	$-

TOTAL INCOME	$48,154	$-

EXPENSES
Operating Expenses
Bank charges	$182	$-
Legal and professional fees	$16,856	$499
Marketing expenses	$30,000	$-
Software Subscriptions	$150	$-
Depreciation expense - Laptop	$233	$-
Amortization expense - Website	$500	$-
Total Operating Expenses	$47,921	$499

TOTAL EXPENSES	$47,921	$499

Income (Loss) before provision for income taxes	$233	$(499)
Provision for income taxes	$-	$-
Net Income (Loss)	$233	$(499)

Income (Loss) per common share, basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,821,940	227,273

The accompanying notes are an integral part of these audited financial statements.

SYNERA STUDIO INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2025) TO JUNE 30, 2026
(Audited)
	Common stock		Additional Paid-In-	Accumulated earnings
	Shares	Amount	Capital	(deficit)	Total
Balance at April 4, 2025 (Inception)	-	$-	$-	$-	$-
Shares issued	4,000,000	$4,000	$-	$-	$4,000
Net income (loss)	-	$-	$-	$(499)	$(499)
Balances as of June 30, 2025	4,000,000	$4,000	$-	$(499)	$3,501
Shares issued	2,708,994	$2,709	$51,471	$-	$54,180
Net income (loss)	-	$-	$-	$233	$233
Balances as of June 30, 2026	6,708,994	$6,709	$51,471	$(266)	$57,914

The accompanying notes are an integral part of these audited financial statements.

SYNERA STUDIO INC
STATEMENT OF CASH FLOWS
(Audited)
	Year ended June 30, 2026	From inception (April 4, 2025) to June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$233	$(499)
Depreciation expenses	$233	$-
Amortization expenses	$500	$-
Increase (decrease) in operating assets and liabilities:
Accrued liabilities	$20,000	$-
Advance for software development	$(30,000)	$-

Net cash used in operating activities	$(9,034)	$(499)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Laptop	$(1,199)	$-
Payment for website development	$(3,000)	$-
Net cash used in investing activities	$(4,199)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$4,926	$499
Additional Paid-In Capital	$51,471	$-
Proceeds from issuance of common stock	$2,709	$4,000
Net cash provided by financing activities	$59,106	$4,499

Net cash increase (decrease) for period	$45,873	$4,000
Cash at beginning of period	$4,000	$-
Cash at end of period	$49,873	$4,000

 The accompanying notes are an integral part of these audited financial statements.

 SYNERA STUDIO INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2026 AND FOR THE PERIOD

FROM INCEPTION (APRIL 4, 2025) TO JUNE 30, 2025

NOTE 1 - ORGANIZATION AND BUSINESS

Synera Studio Inc (the “Company”) was incorporated under the laws of the State of Wyoming on April 4, 2025. The Company’s fiscal year ends on June 30. The Company is a startup company engaged in the design and animation services industry.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of June 30, 2026, the Company had cash and cash equivalents of $49,873, total current assets of $79,873, total current liabilities of $25,425, and an accumulated deficit of $266. For the year ended June 30, 2026, the Company generated net income of $233. In addition, as of June 30, 2026, the Company had a remaining payment obligation of $40,380 under a software development agreement, which becomes payable upon completion of specified development phases and which management expects to fund from operating cash flows and, if necessary, financing from stockholders or related parties.

Management believes that the Company’s existing cash resources, together with anticipated cash flows from operations and available financing from stockholders or related parties, if needed, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months from the date these financial statements are available to be issued. Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2026 and 2025, cash and cash equivalents consisted of cash held in the Company’s bank account.

Prepaid Expenses

Prepaid expenses consist of advance payments made to vendors for goods or services that have not yet been completed, delivered, accepted, or consumed as of the balance sheet date. Such amounts are initially recorded as prepaid expenses and are recognized as expenses when the related services are completed, accepted, or otherwise consumed by the Company.

Cost of Services

Cost of services consists primarily of subcontractor and production costs directly related to services provided to customers. Such costs are recognized when the related services are completed, accepted, or otherwise incurred in connection with revenue-generating activities.

Marketing Expenses

Marketing expenses consist of costs related to marketing, advertising, business development, media spend, and related services. Marketing expenses are recognized when the related services are completed, the advertising or marketing benefit is received, or the costs are otherwise incurred.

For the year ended June 30, 2026, the Company recognized marketing expenses of $30,000. For the period from inception (April 4, 2025) to June 30, 2025, the Company recognized no marketing expenses.

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

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of June 30, 2026, the website’s net book value was $2,500, reflecting accumulated amortization of $500. The website is amortized on a straight-line basis over an estimated useful life of five years. As of June 30, 2025, the Company had no intangible assets.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company’s laptop is classified as property and equipment and is carried at its historical cost of $1,199, less accumulated depreciation and any impairment losses. The Company’s laptop is depreciated over an estimated useful life of three years. As of June 30, 2026, the laptop’s net book value was $966, reflecting accumulated depreciation of $233. As of June 30, 2025, the Company had no property and equipment.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,” and all related interpretations applicable to the recognition of revenue from design, animation, rendering, visualization, video production, and related creative production services.

Revenue is recognized when all of the following criteria are met: the performance obligations in the contract have been identified, the transaction price has been determined, the transaction price has been allocated to the performance obligations, and the revenue is recognized when, or as, those performance obligations are satisfied.

For the year ended June 30, 2026, the Company recognized revenue of $100,290. For the period from inception (April 4, 2025) to June 30, 2025, the Company recognized no revenue.

As of June 30, 2026 and 2025, the Company had no deferred revenue balance.

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

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of June 30, 2026.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2026 and 2025, the Company’s sole officer and director had advanced funds totaling $5,425 and $499, respectively, to pay for incorporation costs, professional fees, and other expenses on behalf of Synera Studio Inc. These advances are recorded as “Loan from related party” on the balance sheet. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

As of June 30, 2025, the Company had 4,000,000 shares of common stock issued and outstanding. During the year ended June 30, 2026, the Company issued an additional 2,708,994 shares of common stock for aggregate proceeds of $54,180. Of this amount, $2,709 was recorded as common stock at par value and $51,471 was recorded as additional paid-in capital.

As of June 30, 2026, the Company had 6,708,994 shares of common stock issued and outstanding.

The Company had no stock options, warrants, convertible securities, preferred stock, or other potentially dilutive securities outstanding as of June 30, 2026 and 2025.

NOTE 6 - ADVANCE FOR SOFTWARE DEVELOPMENT AND ACCRUED LIABILITIES

As of June 30, 2026, the Company had paid a $30,000 advance under a software development agreement for the development of a custom software application. The related services had not been completed or accepted as of June 30, 2026, and the amount is presented as an advance for software development within current assets. Upon completion, acceptance, and transfer of the software to the Company, the advance will be reclassified to a non-current software asset and amortized over its estimated useful life, rather than recognized as an expense. As of June 30, 2025, the Company had no such advance.

As of June 30, 2026, accrued liabilities consisted of $20,000 related to a final invoice for marketing services that had been incurred but not yet paid as of June 30, 2026. As of June 30, 2025, the Company had no accrued liabilities.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 31, 2026, the date these financial statements were available to be issued.

On July 3, 2026, the Company issued 90,000 shares of common stock for total proceeds of $1,800. On July 10, 2026, the Company issued an additional 80,000 shares of common stock for total proceeds of $1,600. On July 20, 2026, the Company issued an additional 80,000 shares of common stock for total proceeds of $1,600. On July 21, 2026, the Company issued an additional 75,000 shares of common stock for total proceeds of $1,500. On July 27, 2026, the Company issued an additional 75,000 shares of common stock for total proceeds of $1,500. On July 29, 2026, the Company issued an additional 80,000 shares of common stock for total proceeds of $1,600. On July 31, 2026, the Company issued an additional 50,000 shares of common stock for total proceeds of $1,000. These issuances occurred after June 30, 2026 and, accordingly, are not reflected in the accompanying financial statements as of and for the year ended June 30, 2026. After giving effect to these issuances, the Company had 7,238,994 shares of common stock issued and outstanding as of July 31, 2026.

Management concluded that no other subsequent events requiring recognition or disclosure occurred after June 30, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management also confirmed that there were no changes in our internal control over financial reporting during the year ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serve until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Zoran Bubanja Kamenicka Street 7, Topola, Serbia 34310	56	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Zoran Bubanja has acted as our President, Treasurer, Secretary and sole Director since we incorporated on April 4, 2025. Mr. Bubanja owns 55.26% of the outstanding shares of our common stock. Mr. Bubanja is our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the past 10 years, Mr. Bubanja has worked as a freelance designer.

AUDIT COMMITTEE

We do not currently have a separately designated audit committee or an audit committee financial expert. While we have recently commenced limited operations, we continue to believe that the cost of retaining a financial expert is not justified at this time, given the current scale and scope of our activities. As our operations expand, we intend to reassess the need for a qualified financial expert to join the audit committee in accordance with applicable SEC requirements and good governance practices.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended June 30, 2026 and June 30, 2025:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Zoran Bubanja,	April 4, 2025 to June 30, 2025	0	0	0	0	0	0	0
President, Treasurer, Secretary and Director	July 1, 2025 to June 30, 2026	0	0	0	0	0	0	0

10

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of June 30, 2026, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Zoran Bubanja Kamenicka Street 7, Topola, Serbia 34310	4,000,000 shares of common stock (direct)	55.26%

The percentages below are based on 7,238,994 shares of our common stock issued and outstanding as of August 3, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 26, 2025, we issued a total of 4,000,000 shares to Zoran Bubanja, our sole officer and director in consideration of $4,000. During the period from April 4, 2025 (inception) to June 30, 2026, Mr. Bubanja loaned $5,425 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor for the audit and review of our financial statements for the fiscal years ended June 30, 2026 and June 30, 2025 amounted to $11,000 and $0, respectively.

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q, or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

11

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Zoran Bubanja
Zoran Bubanja	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 3, 2026

13