Form 10-Q
period 2026-09-30
Synera Studio Inc
filed 2026-10-23
CIK 2076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 000-56880

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 23, 2026
Common Stock, $0.001	7,818,994

SYNERA STUDIO INC

SYNERA STUDIO INC
BALANCE SHEETS

	As of September 30, 2026 (Unaudited)	As of June 30, 2026 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,051	$49,873
Advance for software development	$-	$30,000
TOTAL CURRENT ASSETS	$9,051	$79,873

NON-CURRENT ASSETS
Property and equipment, net	$866	$966
Intangible assets, net:
Website, net	$2,350	$2,500
Software, net	$70,380	$-
TOTAL NON-CURRENT ASSETS	$73,596	$3,466

TOTAL ASSETS	$82,647	$83,339

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities	$449	$20,000
Loan from related party	$5,425	$5,425
TOTAL CURRENT LIABILITIES	$5,874	$25,425

TOTAL LIABILITIES	$5,874	$25,425

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,818,994 and 6,708,994 shares issued and outstanding as of September 30, 2026 and June 30, 2026	$7,819	$6,709
Additional Paid-In Capital	$72,561	$51,471
Retained Earnings (Accumulated Deficit)	$(3,607)	$(266)
TOTAL STOCKHOLDERS' EQUITY	$76,773	$57,914

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$82,647	$83,339

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30, 2026	Three months ended September 30, 2025
INCOME
Revenue	$28,690	$5,000
Cost of Services	$19,030	$-
Gross Profit	$9,660	$5,000

Other Income
Exchange Gain (Loss)	$-	$(23)
Total Other Income	$-	$(23)

TOTAL INCOME	$9,660	$4,977

EXPENSES
Operating Expenses
Bank charges	$60	$43
Legal and professional fees	$12,681	$7,344
Depreciation expense - Laptop	$100	$-
Amortization expense - Website	$150	$50
Total Operating Expenses	$12,991	$7,437

TOTAL EXPENSES	$12,991	$7,437

Income (Loss) before provision for income taxes	$(3,331)	$(2,460)
Provision for income taxes	$10	$-
Net Income (Loss)	$(3,341)	$(2,460)

Income (Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	7,461,929	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Common stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	-Capital	Deficit)	Total
Balances as of June 30, 2025	4,000,000	$4,000	$-	$(499)	$3,501
Net income (loss)	-	$-	$-	$(2,460)	$(2,460)
Balances as of September 30, 2025	4,000,000	$4,000	$-	$(2,959)	$1,041

Balances as of June 30, 2026	6,708,994	$6,709	$51,471	$(266)	$57,914
Common stock issued for cash	1,110,000	$1,110	$21,090	$-	$22,200
Net income (loss)	-	$-	$-	$(3,341)	$(3,341)
Balances as of September 30, 2026	7,818,994	$7,819	$72,561	$(3,607)	$76,773

The accompanying notes are an integral part of these unaudited financial statements.

SYNERA STUDIO INC
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended September 30, 2026	Three months ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,341)	$(2,460)
Depreciation expenses	$100	$-
Amortization expenses	$150	$50
Increase (decrease) in operating assets and liabilities:
Accrued liabilities	$(19,551)	$-

Net cash used in operating activities	$(22,642)	$(2,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for website development	$-	$(3,000)
Payment for software development	$(40,380)	$-
Net cash used in investing activities	$(40,380)	$(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$-	$4,714
Proceeds from issuance of common stock	$22,200	$-
Net cash provided by financing activities	$22,200	$4,714

Net cash increase (decrease) for period	$(40,822)	$(696)
Cash at beginning of period	$49,873	$4,000
Cash at end of period	$9,051	$3,304

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$10	$-

The accompanying notes are an integral part of these unaudited financial statements.

 SYNERA STUDIO INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

Synera Studio Inc (the “Company”) was incorporated under the laws of the State of Wyoming on April 4, 2025. The Company’s fiscal year ends on June 30. The Company is a startup company engaged in the design and animation services industry.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of September 30, 2026, the Company has accumulated deficit of $3,607. The Company has not yet demonstrated sustained profitability or recurring positive operating cash flows.

To continue as a going concern, the Company will require, among other things, additional capital. Management intends to obtain such capital through funding from its management and principal shareholder in amounts sufficient to cover the Company's minimum operating expenses, and through equity and/or debt financing from third parties. There can be no assurance that management will be successful in carrying out any of these plans. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company were unable to continue as a going concern. There is no formal written commitment for continued financial support from the Company’s director, and management cannot provide any assurances that the Company will be successful in obtaining sufficient revenue or financing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2026 and June 30, 2026, cash and cash equivalents consisted of cash held in the Company’s bank account.

Prepaid Expenses

Prepaid expenses consist of advance payments made to vendors for goods or services that have not yet been completed, delivered, accepted, or consumed as of the balance sheet date. Such amounts are initially recorded as prepaid expenses and, when the related goods or services are completed, accepted, or otherwise consumed, are recognized as expenses or, where they relate to the acquisition or development of a long-lived asset, capitalized as part of that asset.

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

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of September 30, 2026, the website’s net book value was $2,350, reflecting accumulated amortization of $650. The website is amortized on a straight-line basis over an estimated useful life of five years.

In September 2026, upon final acceptance of the video editor software developed for the Company’s internal use, the Company reclassified advances totaling $70,380 to Software, a finite-lived intangible asset. Amortization of software commences in the month following its acceptance; accordingly, the software is amortized on a straight-line basis over an estimated useful life of five years commencing October 1, 2026, and no amortization expense was recognized for the three months ended September 30, 2026.

Amortization of Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes the website’s cost over five years, with amortization calculated and recorded each month. This results in a monthly amortization expense of $50, recognized in the Statement of Operations. Beginning October 1, 2026, the Company amortizes the software’s cost of $70,380 over five years, resulting in a monthly amortization expense of $1,173. The Company periodically reassesses the estimated useful lives and amortization methods to ensure they remain appropriate and accurately reflect the assets’ expected consumption of economic benefits.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company’s laptop is classified as property and equipment and is carried at its historical cost of $1,199, less accumulated depreciation and any impairment losses. The Company’s laptop is depreciated over an estimated useful life of three years. As of September 30, 2026, the laptop’s net book value was $866, reflecting accumulated depreciation of $333. As of June 30, 2026, the laptop’s net book value was $966.

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

For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $28,690 and $5,000, respectively.

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

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of September 30, 2026.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's sole officer and director has advanced funds to the Company to pay for incorporation costs, professional fees and other expenses. The balance of these advances was $5,425 as of both September 30, 2026 and June 30, 2026. No advances were made or repaid during the three months ended September 30, 2026. These advances are recorded as “Loan from related party” on the balance sheet. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended September 30, 2026, the Company issued 1,110,000 shares of common stock for aggregate proceeds of $22,200. Of this amount, $1,110 was recorded as common stock at par value and $21,090 was recorded as additional paid-in capital.

As of September 30, 2026 and June 30, 2026, the Company had 7,818,994 and 6,708,994 shares of common stock issued and outstanding, respectively.

The Company had no stock options, warrants, convertible securities, preferred stock, or other potentially dilutive securities outstanding as of September 30, 2026 and June 30, 2026.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three months ended September 30, 2026 and 2025.

As of September 30, 2026, our total assets were $82,647 compared to $83,339 in total assets at June 30, 2026. As of September 30, 2026, our total liabilities were $5,874 compared to $25,425 in total liabilities at June 30, 2026.

Stockholders’ equity was $76,773 as of September 30, 2026 compared to stockholders’ equity of $57,914 as of June 30, 2026.

The increase in stockholders’ equity was primarily attributable to proceeds received from the issuance of common stock and additional paid-in capital, partially offset by the net loss for the period.

Three Month Period Ended September 30, 2026

Income

During the three-month period ended September 30, 2026, the Company generated revenue of $28,690 and incurred cost of services of $19,030, resulting in gross profit of $9,660. The Company recognized no exchange gain or loss, resulting in total income of $9,660.

Operating Expenses

During the three-month period ended September 30, 2026, we incurred total operating expenses of $12,991, consisting primarily of legal and professional fees of $12,681, bank charges of $60, amortization expense related to the website of $150, and depreciation expense related to the laptop of $100.

Our net loss for the three-month period ended September 30, 2026 was $3,341, including a provision for income taxes of $10.

Three Month Period Ended September 30, 2025

Income

During the three-month period ended September 30, 2025, the Company generated revenue of $5,000 and incurred no cost of services, resulting in gross profit of $5,000. The Company also recognized an exchange loss of $23, resulting in total income of $4,977.

Operating Expenses

During the three-month period ended September 30, 2025, we incurred total operating expenses of $7,437, consisting primarily of legal and professional fees of $7,344, bank charges of $43, and amortization expense related to the website of $50.

Our net loss for the three-month period ended September 30, 2025 was $2,460.

Cash Flows from Operating Activities

For the three-month period ended September 30, 2026, net cash used in operating activities was $22,642, primarily attributable to the net loss of $3,341 and a decrease in accrued liabilities of $19,551, partially offset by non-cash amortization of $150 and depreciation of $100. For the three-month period ended September 30, 2025, net cash used in operating activities was $2,410.

Cash Flows from Investing Activities

For the three-month period ended September 30, 2026, net cash used in investing activities was $40,380, due to payments for software development. For the three-month period ended September 30, 2025, net cash used in investing activities was $3,000, due to payments for website development.

Cash Flows from Financing Activities

For the three-month period ended September 30, 2026, net cash provided by financing activities was $22,200, consisting of proceeds from issuance of common stock. For the three-month period ended September 30, 2025, net cash provided by financing activities was $4,714, consisting of advances from a related party.

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

As of September 30, 2026, the Company had cash of $9,051 and an accumulated deficit of $3,607. For the three months ended September 30, 2026, the Company incurred a net loss of $3,341 and has not yet demonstrated sustained profitability.

To continue as a going concern, the Company will require, among other things, additional capital. Management intends to obtain such capital through funding from its management and principal shareholder in amounts sufficient to cover the Company’s minimum operating expenses, and through equity and/or debt financing from third parties. There is no formal written commitment for continued financial support from the Company’s director, and there can be no assurance that management will be successful in carrying out any of these plans.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2026.

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

Signature	Title	Date

/s/ Zoran Bubanja
Zoran Bubanja	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 23, 2026

